Form 10-K
period 2007-12-31
GSR Mortgage Loan Trust 2007-OA1
filed 2008-03-31
CIK 1397611

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139817-11

      GSR Mortgage Loan Trust 2007-OA1
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199859
  (State or other jurisdiction of         54-2199860
  incorporation or organization           54-2199861
  of issuing entity)                      54-2199862
                                          54-6747773
                                          (I.R.S. Employer
                                          Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Goldman Sachs Mitsui Marine Derivative Products, L.P. provides an Interest Rate Swap derivative instrument for the issuing entity. No additional disclosure is necessary because the significance percentage for the Interest Rate Swap is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Countrywide Financial Corporation

Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("the Company") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of Countrywide Home Loan Servicing LP, one of the servicers and original loan sellers, the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.

Legal Proceedings Regarding Residential Capital, LLC

Residential Funding Company, LLC, one of the servicers and original loan sellers, along with GMAC Mortgage, LLC, a subservicer for Residential Funding Company, LLC, are subsidiaries of Residential Capital, LLC ("ResCap"). Pursuant to a Form 10-K and a Form 10-Q, filed by ResCap on February 27, 2008 and November 8, 2007, respectively (Commission File No. 000-51438; CIK No. 0001332815), ResCap stated that it is subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. ResCap stated that in addition to the legal proceedings described below, it is a party to various legal proceedings arising in the ordinary course of its business, some of which purport to be class actions, and that a final outcome in any of these legal proceedings, if unfavorable, could have a material adverse effect on its business, reputation, results of operations or financial condition.

ResCap stated that its subsidiaries were involved in the following legal proceedings:

Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks "rented" their banking charters to affiliates for the purpose of facilitating the assessment of "illegal" fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act ("RESPA"). Plaintiffs sought to hold ResCap's subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs' class action counsel ("Objectors") appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act ("TILA") or Home Ownership and Equity Protection Act ("HOEPA") claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court's approval of the settlement and remanded the matter to the district court to determine whether such claims were "viable".
The parties and the Objectors then briefed the issue of the "viability" of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit's concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is "fair, reasonable, and adequate." Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class;
(2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. If the settlement is not finally approved or is otherwise undone as a result of opt-outs or objections, ResCap's subsidiary intends to vigorously defend against these claims.

Santiago. This putative class action was filed against ResCap's subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of "unearned fees for settlement services" composed of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of "all persons who, on or after January 1, 1995 - paid fees for tax service, flood certification, and/or underwriting." In September 2003, the district court dismissed plaintiffs' causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court's dismissal as to alleged additional charges for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. After filing an answer to the claims denying the allegations, ResCap's subsidiary conducted preliminary discovery in conjunction with court-supervised mediation. As a result of that mediation, an agreement was reached to settle part of the claims on a class basis with all of the other claims to be dismissed on an individual basis. The settlement provides for a total payment of $625,000 to be split evenly between the class and plaintiffs' counsel. The settlement was finally approved by the court on August 7, 2007. There were no objectors. Plaintiff's counsel has been paid and 81,965 settlement checks (in denominations of either $14.40 or $2.00) have been distributed to class members. Any funds remaining after one year will be paid to charity.

Murray. This putative statewide class action was filed against ResCap's subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff's counsel alleges that ResCap's subsidiary, in sending a "pre-approved offer" to the plaintiff, accessed the plaintiff's credit report without authorization from the plaintiff and without a "permissible purpose" under the Fair Credit Reporting Act ("FCRA") since the material allegedly did not qualify as a "firm offer of credit." It also alleges that the material failed to make FCRA required notices and disclosures in a "clear and conspicuous" manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who can be identified from any available mailing list. The district court also granted in part and denied in part each of the parties' summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of ResCap's subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, ResCap's subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted ResCap's subsidiary's motion for summary judgment on the willfulness issue, entering judgment on behalf of ResCap's subsidiary. Plaintiffs have filed an appeal, which ResCap's subsidiary intends to vigorously contest.

Parthiban. The putative class action was filed against ResCap's subsidiary in the United States District Court for the Central District of California in August 2005. This litigation seeks to recover for essentially the same conduct alleged in Murray although for a later class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted ResCap's subsidiary's motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and permitted the case to go forward on the same "firm offer of credit" claims present in Murray. (The plaintiff has voluntarily withdrawn her "clear and conspicuous" disclosure claims.) On June 28, 2007, while a class certification motion was pending and summary judgment motions had not yet been filed, the parties reached a settlement agreement in principle. The court preliminarily approved the settlement on September 13, 2007 with respect to a settlement class of 1.4 million members, each of whom is to be offered a free credit report and one year of free credit monitoring. ResCap's subsidiary agreed not to contest an award of class counsel's fees up to $1.1 million. As the hearing on final approval continued on January 7, 2008, the court approved the settlement and awarded attorney's fees in the amount of $967,700.

Mitchell. This putative class action lawsuit was filed against ResCap's subsidiary on July 29, 2003 in state court in Kansas City, Missouri. Plaintiffs assert violations of the Missouri Second Mortgage Loan Act ("SMLA"), Mo.R.S.
Section 408.233, based on the lenders' charging or contracting for payment of allegedly unlawful closing costs and fees. The relief sought includes a refund of all allegedly illegal fees, the refund of interest paid, and the discounted present value of interest to be paid in the future on active loans. The plaintiffs also seek prejudgment interest and punitive damages.

ResCap's subsidiary is an assignee. The plaintiffs contend that ResCap's subsidiary is strictly liable for the lender's (Mortgage Capital Resources Corporation) alleged SMLA violations pursuant to the assignee provisions of HOEPA.

The Mitchell case involves approximately 258 Missouri second mortgage loans made by Mortgage Capital Resources Corporation and assigned to ResCap's subsidiary. The Plaintiffs and the class sought approximately $6.7 million in actual and statutory damages plus prejudgment interest, attorney's fees and expenses. The plaintiff's counsel sought a contingent fee of approximately 40% plus litigation expenses. In addition plaintiffs will seek prejudgment interest and punitive damages.

The parties participated in a mediation in August 2007 without success.
Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. ResCap's subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that ResCap's subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. ResCap's subsidiary intends to appeal and to vigorously contest the punitive damage award.

Federal Trade Commission. The Federal Trade Commission has been conducting a review of certain business practices of one of ResCap's subsidiaries, including its servicing and lending operations. On September 26, 2007, the FTC informed ResCap by letter that they believe there is statistical evidence that some of ResCap's subsidiary's lending practices may violate certain fair lending laws. On November 9, 2007, the FTC provided ResCap with information regarding how they conducted their analysis. ResCap evaluated the data and provided the FTC with its written response on January 8, 2008. ResCap believes that it has conducted its business in compliance in all material respects with applicable fair lending laws. If the FTC is able to establish that a violation of the fair lending laws has occurred, they may seek an injunction prohibiting future violations, require ResCap's subsidiary to change its lending practices or impose fines and other monetary penalties, which could be substantial.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on May 10, 2007 (Commission File No. 333-139817-11).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to Assurant, Inc. during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the year ended December 31, 2007 and has identified the following instances of non-compliance with the servicing criterion set forth in Items 1122(d)(2)(vii)(D) and 1122(d)(4)(x)(C) of Regulation AB with respect to the Platform (as defined in Avel Mortgage, LLC.'s report). . Specifically, account reconciling items were not resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements, as required by Item 1122(d)(2)(vii)(D)and Avelo Mortgage, L.L.C. did not return to the obligor funds held in trust for an obligor within 30 calendar days of full repayment of the related pool asset, as required by Item 1122(d)(4)(x)(C).

Avelo Mortgage, L.L.C. acknowledges that for a period in 2007, bank accounts were not reconciled in strict compliance with Reg. AB. To address this issue, Avelo Mortgage, L.L.C. added additional staff to ensure timely reconciliations and compliance with Reg AB. As of the date of the audit, all bank account reconciliations were current. No issues were found or arose from the delay in reconciling the bank accounts.

Avelo Mortgage, L.L.C. also acknowledges that for a period in 2007, escrow funds were not returned to the obligor within 30 calendar days of full repayment in compliance with Reg. AB due to a system issue. A system enhancement erroneously affected the refund check process. Once the issue was identified, the system was corrected.

As of the date of the audit, escrow fund refunds have been returned to the obligor within 30 calendar days and no issues were found or arose from the delay in returning the funds to the account holders.


The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1-10.13) Exhibits 4.1-10.13 were filed as part of the Registrant's Current Report on Form 8-K filed on May 29, 2007 (Commission File No.:
  333-139817-11) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee and as a custodian.

  (10.1) Flow Servicing Agreement dated as of January 1, 2006, between Goldman Sachs Mortgage Company, as owner, and Avelo Mortgage, L.L.C., as servicer.

  (10.2) Master Mortgage Loan Purchase Agreement dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc., as seller.

  (10.3) Servicing Agreement dated as of July 1, 2004, between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans Servicing LP, as servicer.

  (10.4) Amendment Reg AB, dated as of January 1, 2006, to the Master Mortgage Loan Purchase Agreement and the Servicing Agreement each dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc.

  (10.5) Standard Terms and Provisions of Sale and Servicing Agreement dated as of September 29, 2005 between Goldman Sachs Mortgage Company and Residential Funding Company, LLC

  (10.6) Assignment, Assumption and Recognition Agreement, dated as of April 1,
   2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Avelo Mortgage, L.L.C., as servicer.

  (10.7) Assignment, Assumption and Recognition Agreement, dated as of April 1,
   2007, between Deutsche Bank National Trust Company and GS Mortgage Securities Corp., and acknowledged by Wells Fargo Bank, N.A. (regarding the Mortgage Loans serviced by Avelo Mortgage, L.L.C.).

  (10.8) Assignment, Assumption and Recognition Agreement, dated as of April 1,
   2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Countrywide Home Loans Servicing LP, as servicer.

  (10.9) Assignment, Assumption and Recognition Agreement, dated as of April 1,
   2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Countrywide Home Loans, Inc., as seller.

  (10.10) Assignment, Assumption and Recognition Agreement dated as of April 1,
   2007, by and among GS Mortgage Securities Corp., Deutsche Bank National Trust Company, Countrywide Home Loans, Inc., as seller, and Countrywide Home Loans Servicing LP, as servicer, and as acknowledged by Wells Fargo Bank, N. A.

  (10.11) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Residential Funding Company, LLC, as servicer.

  (10.12) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and Residential Funding Company, LLC, as servicer, and as acknowledged by Wells Fargo Bank, N.A.

  (10.13) Interest Rate Swap Agreement, dated as of May 8, 2007, including ISDA Master Agreement and schedule to the master agreement, between Goldman Sachs Mitsui Marine Derivative Products, L.P. and Wells Fargo Bank, National Association, not individually, but solely as securities administrator on behalf of the Supplemental Interest Trust with respect to the GSR Mortgage Loan Trust 2007-OA1 Mortgage Pass-Through Certificates, Series 2007-OA1.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Countrywide Home Loans Servicing LP as Servicer
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.6 GMAC Mortgage, LLC as Sub-Servicer for Residential Funding Company, LLC as Servicer
    33.7 Residential Funding Company, LLC as Servicer
    33.8 U.S. Bank National Association as Custodian
    33.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Countrywide Home Loans Servicing LP as Servicer
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.6 GMAC Mortgage, LLC as Sub-Servicer for Residential Funding Company, LLC as Servicer
    34.7 Residential Funding Company, LLC as Servicer
    34.8 U.S. Bank National Association as Custodian
    34.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Countrywide Home Loans Servicing LP as Servicer
    35.3 GMAC Mortgage, LLC as Sub-Servicer for Residential Funding Company, LLC as Servicer
    35.4 Residential Funding Company, LLC as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1-10.13) Exhibits 4.1-10.13 were filed as part of the Registrant's Current Report on Form 8-K filed on May 29, 2007 (Commission File No.:
   333-139817-11) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee and as a custodian.

   (10.1) Flow Servicing Agreement dated as of January 1, 2006, between Goldman Sachs Mortgage Company, as owner, and Avelo Mortgage, L.L.C., as servicer.

   (10.2) Master Mortgage Loan Purchase Agreement dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc., as seller.

   (10.3) Servicing Agreement dated as of July 1, 2004, between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans Servicing LP, as servicer.

   (10.4) Amendment Reg AB, dated as of January 1, 2006, to the Master Mortgage Loan Purchase Agreement and the Servicing Agreement each dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc.

   (10.5) Standard Terms and Provisions of Sale and Servicing Agreement dated as of September 29, 2005 between Goldman Sachs Mortgage Company and Residential Funding Company, LLC

   (10.6) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Avelo Mortgage, L.L.C., as servicer.

   (10.7) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, between Deutsche Bank National Trust Company and GS Mortgage Securities Corp., and acknowledged by Wells Fargo Bank, N.A. (regarding the Mortgage Loans serviced by Avelo Mortgage, L.L.C.).

   (10.8) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Countrywide Home Loans Servicing LP, as servicer.

   (10.9) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Countrywide Home Loans, Inc., as seller.

   (10.10) Assignment, Assumption and Recognition Agreement dated as of April 1, 2007, by and among GS Mortgage Securities Corp., Deutsche Bank National Trust Company, Countrywide Home Loans, Inc., as seller, and Countrywide Home Loans Servicing LP, as servicer, and as acknowledged by Wells Fargo Bank, N.A.

   (10.11) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Residential Funding Company, LLC, as servicer.

   (10.12) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and Residential Funding Company, LLC, as servicer, and as acknowledged by Wells Fargo Bank, N.A.

   (10.13) Interest Rate Swap Agreement, dated as of May 8, 2007, including ISDA Master Agreement and schedule to the master agreement, between Goldman Sachs Mitsui Marine Derivative Products, L.P. and Wells Fargo Bank, National Association, not individually, but solely as securities administrator on behalf of the Supplemental Interest Trust with respect to the GSR Mortgage Loan Trust 2007-OA1 Mortgage Pass-Through Certificates, Series 2007-OA1.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Countrywide Home Loans Servicing LP as Servicer
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.6 GMAC Mortgage, LLC as Sub-Servicer for Residential Funding Company, LLC as Servicer
    33.7 Residential Funding Company, LLC as Servicer
    33.8 U.S. Bank National Association as Custodian
    33.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Countrywide Home Loans Servicing LP as Servicer
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.6 GMAC Mortgage, LLC as Sub-Servicer for Residential Funding Company, LLC as Servicer
    34.7 Residential Funding Company, LLC as Servicer
    34.8 U.S. Bank National Association as Custodian
    34.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Countrywide Home Loans Servicing LP as Servicer
    35.3 GMAC Mortgage, LLC as Sub-Servicer for Residential Funding Company, LLC as Servicer
    35.4 Residential Funding Company, LLC as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
